Form 10-Q
period 1996-09-30
INTERSTATE POWER CO /WI/
filed 1996-11-14
CIK 1012663

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


                    Commission File Number 333-07931


                         INTERSTATE POWER COMPANY
         (Exact Name of Registrant as Specified in its Charter)


          WISCONSIN                                  42-1457523
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

                             c/o F & L Corp.
                        777 East Wisconsin Avenue
                    Milwaukee, Wisconsin  53202-5367
                (Address of Principal Executive Offices)
                               (Zip Code)

                             (319) 583-5421
          (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No  X*

   * The company has been subject to filing requirements for less than ninety (90) days (since July 11, 1996).

     Number of shares of Common Stock, $.01 par value per share, outstanding as of close of business on November 1, 1996: 100 shares.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                        Interstate Power Company
                                Form 10-Q
                            Table of Contents


Part I   -  Financial Information

Item 1.  -  Balance Sheet
            Note to Balance Sheet

Part II  -  Other Information

Item 5.  -  Other Information




                        INTERSTATE POWER COMPANY
                     PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheet/Note to Balance Sheet

                        Interstate Power Company
                        (a Wisconsin corporation)

                              BALANCE SHEET
                           September 30, 1996

ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,000

STOCKHOLDER'S EQUITY

Common stock; par value $.01;
   9,000 shares authorized; 100 shares issued and
   outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . 999

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,000

                          NOTE TO BALANCE SHEET

ORGANIZATION OF INTERSTATE POWER COMPANY

            Interstate Power Company, a Wisconsin corporation ("New IPC"), was formed on March 25, 1996 for purposes of facilitating the mergers between Interstate Power Company, a Delaware corporation ("IPC"), WPL Holdings, Inc., a Wisconsin corporation ("WPLH"), and IES Industries Inc., an Iowa corporation ("IES"). New IPC has, and prior to the mergers described below will have, no operations, except as contemplated by the Agreement and Plan of Merger, dated as of November 10, 1995, as amended (the "Merger Agreement"), by and among New IPC, IPC, WPLH, IES and WPLH Acquisition Co., a Wisconsin corporation and wholly-owned subsidiary of WPLH ("Acquisition"). IPC is the sole shareholder of New IPC. The principal executive office of New IPC is located at 1000 Main Street, Dubuque, Iowa 52001.

            The Merger Agreement provides for two alternative structures to consummate the mergers of IPC, WPLH and IES. New IPC will be a participant in the mergers only under the second alternative structure; which alternative will only be followed if the parties determine, for reasons relating to Wisconsin regulatory requirements, that such structure is required. Under the second alternative structure, the following events involving New IPC will occur: New IPC will acquire certain of the utility assets currently owned by WPLH; IPC shall cause the Articles of Incorporation of New IPC to be amended and restated prior to the consummation of the mergers to, among other things, increase the par value of common stock of New IPC ("New IPC Common Stock") to $3.50 per share, create a class of preferred stock, $50.00 per value per share, of New IPC ("New IPC Preferred Stock") with 2,000,000 authorized shares and increase the authorized shares of New IPC Common Stock to 30,000,000 shares. In addition, the alternative structure provides for: (i) the merger of IPC with and into New IPC pursuant to which (a) each outstanding share of common stock, par value $3.50 per share, of IPC ("IPC Common Stock") will be canceled and converted into one share of New IPC Common Stock and (b) each outstanding share of preferred stock, par value $50 per share, of IPC ("IPC Preferred Stock")(except shares held by IPC preferred stockholders who perfect dissenters' rights under applicable state law) will be canceled and converted into one share of New IPC Preferred Stock with terms (including dividend rates) and designations under New IPC's Restated Articles of Incorporation substantially identical to those of the IPC Preferred Stock under IPC's Restated Certificate of Incorporation; and (ii) the merger of Acquisition with and into New IPC pursuant to which (a) each outstanding share of New IPC Common Stock will be canceled and converted into 1.11 shares of common stock, par value $.01 per share, of Interstate Energy Corporation and (b) each outstanding share of New IPC Preferred Stock will remain outstanding and unchanged thereby.


                        INTERSTATE POWER COMPANY
                       PART II - OTHER INFORMATION

Item 5.  Other Information

                Organization of Interstate Power Company

            Interstate Power Company, a Wisconsin corporation ("New IPC"), was formed on March 25, 1996 for purposes of facilitating the mergers between Interstate Power Company, a Delaware corporation ("IPC"), WPL Holdings, Inc., a Wisconsin corporation ("WPLH"), and IES Industries Inc., an Iowa corporation ("IES"). New IPC has, and prior to the mergers described below will have, no operations, except as contemplated by the Agreement and Plan of Merger, dated as of November 10, 1995, as amended (the "Merger Agreement"), by and among New IPC, IPC, WPLH, IES and WPLH Acquisition Co., a Wisconsin corporation and wholly-owned subsidiary of WPLH ("Acquisition"). IPC is the sole shareholder of New IPC. The principal executive office of New IPC is located at 1000 Main Street, Dubuque, Iowa 52001.

            The Merger Agreement provides for two alternative structures to consummate the mergers of IPC, WPLH and IES. New IPC will be a participant in the mergers only under the second alternative structure; which alternative will only be followed if the parties determine, for reasons relating to Wisconsin regulatory requirements, that such structure is required. Under the second alternative structure, the following events involving New IPC will occur: New IPC will acquire certain of the utility assets currently owned by WPLH; IPC shall cause the Articles of Incorporation of New IPC to be amended and restated prior to the consummation of the mergers to, among other things, increase the par value of common stock of New IPC ("New IPC Common Stock") to $3.50 per share, create a class of preferred stock, $50.00 per value per share, of New IPC ("New IPC Preferred Stock") with 2,000,000 authorized shares and increase the authorized shares of New IPC Common Stock to 30,000,000 shares. In addition, the alternative structure provides for: (i) the merger of IPC with and into New IPC pursuant to which (a) each outstanding share of common stock, par value $3.50 per share, of IPC ("IPC Common Stock") will be canceled and converted into one share of New IPC Common Stock and (b) each outstanding share of preferred stock, par value $50 per share, of IPC ("IPC Preferred Stock") (except shares held by IPC preferred stockholders who perfect dissenters' rights under applicable state law) will be canceled and converted into one share of New IPC Preferred Stock with terms (including dividend rates) and designations under New IPC's Restated Articles of Incorporation substantially identical to those of the IPC Preferred Stock under IPC's Restated Certificate of Incorporation; and (ii) the merger of Acquisition with and into New IPC pursuant to which (a) each outstanding share of New IPC Common Stock will be canceled and converted into 1.11 shares of common stock, par value $.01 per share, of Interstate Energy Corporation and (b) each outstanding share of New IPC Preferred Stock will remain outstanding and unchanged thereby.




                               SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 14, 1996               INTERSTATE POWER COMPANY



                                                  By     /s/ W. C. Troy
                                                  Name:     W. C. Troy
                                                  Title:    Controller