Form 10-Q/A
period 1996-09-30
INTERSTATE POWER CO /WI/
filed 1997-01-10
CIK 1012663

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q/A


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

                        Interstate Power Company
                               Form 10-Q/A
                            Table of Contents


Part I   -  Financial Information

Item 1.  -  Balance Sheet
            Note to Balance Sheet

Part II  -  Other Information

Item 5.  -  Other Information

Item 6.  -  Exhibits


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

Item 6.  Exhibits

         EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601 (c) (1) of Regulation S-K).



                               SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  January 6, 1997                 INTERSTATE POWER COMPANY



                                        By     /s/ W. C. Troy
                                        Name:     W. C. Troy
                                        Title:    Controller