Form 10-K405
period 1996-12-31
INTERSTATE POWER CO /WI/
filed 1997-03-26
CIK 1012663

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Fiscal Year Ended December 31, 1996

                    Commission File Number 333-07931

                        INTERSTATE POWER COMPANY
         (Exact Name of Registrant as Specified in its Charter)

           WISCONSIN                                           42-1457523
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)

                             c/o F & L Corp.
                        777 East Wisconsin Avenue
                    Milwaukee, Wisconsin  53202-5367
                (Address of Principal Executive Offices)
                               (Zip Code)

Registrant's Telephone Number, Including Area Code:  (319) 582-5421

Securities Registered Pursuant to Section 12(b) of the Act:

                                  None

Securities Registered Pursuant to Section 12(g) of the Act:

                                  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy Statement or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.       (X)

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $0.00 as of March 1, 1997.

As of March 1, 1997, 100 shares of Common Stock, $.01 par value per share, were outstanding.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.


                        INTERSTATE POWER COMPANY

                      1996 FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS

                                                                     Page
                                 PART I

ITEM  1.  Business                                                      1

ITEM  2.  Properties                                                    2

ITEM  3.  Legal Proceedings                                             2


                                 PART II

ITEM  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters                                           2

ITEM  8.  Financial Statements and Supplementary Data                   2

ITEM  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                           5


                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                   5



                                 PART I


ITEM 1.  BUSINESS.

     The Registrant, Interstate Power Company, a Wisconsin corporation ("New IPC"), was formed on March 25, 1996, for purposes of facilitating the mergers between Interstate Power Company, a Delaware corporation ("IPC"), WPL Holdings, Inc., a Wisconsin corporation ("WPLH"), and IES Industries Inc., an Iowa corporation ("IES"). New IPC has, and prior to the mergers described below will have, no operations, except as contemplated by the Agreement and Plan of Merger, dated as of November 10, 1995, as amended (the "Merger Agreement"), by and among New IPC, IPC, WPLH, IES and WPLH Acquisition Co., a Wisconsin corporation and wholly-owned subsidiary of WPLH ("Acquisition"). IPC is the sole shareholder of New IPC, owning 100 shares of New IPC Common Stock, par value $.01 per share. The principal executive office of New IPC is c/o F&L Corp., 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-5367.

     The Merger Agreement provides for two alternative structures to consummate the mergers of IPC, WPLH and IES. New IPC will be a participant in the mergers only under the second alternative structure; which alternative will be followed only if the parties determine, for reasons relating to Wisconsin regulatory requirements, that such structure is required. Under the second alternative structure, the following events involving New IPC will occur: New IPC will acquire certain of the utility assets currently owned by WPLH; IPC shall cause the Articles of Incorporation of New IPC to be amended and restated prior to the consummation of the mergers to, among other things, increase the par value of common stock of New IPC ("New IPC Common Stock") to $3.50 per share, create a class of preferred stock, $50.00 per value per share, of New IPC ("New IPC Preferred Stock") with 2,000,000 authorized shares and increase the authorized shares of New IPC Common Stock to 30,000,000 shares. In addition, the alternative structure provides for: (i) the merger of IPC with and into New IPC pursuant to which (a) each outstanding share of common stock, par value $3.50 per share, of IPC ("IPC Common Stock") will be canceled and converted into one share of New IPC Common Stock and (b) each outstanding share of preferred stock, par value $50 per share, of IPC ("IPC Preferred Stock")(except shares held by IPC preferred stockholders who perfect dissenters' rights under applicable state law) will be canceled and converted into one share of New IPC Preferred Stock with terms (including dividend rates) and designations under New IPC's Restated Articles of Incorporation substantially identical to those of the IPC Preferred Stock under IPC's Restated Certificate of Incorporation; and (ii) the merger of Acquisition with and into New IPC pursuant to which (a) each outstanding share of New IPC Common Stock will be canceled and converted into 1.11 shares of common stock, par value $.01 per share, of Interstate Energy Corporation and (b) each outstanding share of New IPC Preferred Stock will remain outstanding and unchanged thereby.


ITEM 2.  PROPERTIES.

None.


ITEM 3.  LEGAL PROCEEDINGS.

None.



                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     There is no established public trading market for the Registrant's Common Stock, $.01 par value per share, or the Registrant's Preferred Stock, par value $50 per share. As of March 1, 1997, the number of holders of the Registrant's Common Stock was one (1) and there were no holders of the Registrant's Preferred Stock. Since the date of the Registrant's incorporation, there were no cash dividends declared on either the Registrant's Common Stock or the Registrant's Preferred Stock and, because the Registrant had no earnings and does not anticipate having any earnings in the foreseeable future, the Registrant has no intention of paying cash dividends on either the Common Stock or the Preferred Stock in the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        Interstate Power Company
                        (a Wisconsin corporation)

                              BALANCE SHEET
                            December 31, 1996

ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,000

STOCKHOLDER'S EQUITY

Common stock; par value $.01;
  9,000 shares authorized; 100 shares issued and
  outstanding    . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .999

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,000




                          NOTE TO BALANCE SHEET

ORGANIZATION OF INTERSTATE POWER COMPANY

     The Registrant, Interstate Power Company, a Wisconsin corporation ("New IPC"), was formed on March 25, 1996, for purposes of facilitating the mergers between Interstate Power Company, a Delaware corporation ("IPC"), WPL Holdings, Inc., a Wisconsin corporation ("WPLH"), and IES Industries Inc., an Iowa corporation ("IES"). New IPC has had no operations since its inception date and accordingly, no statements of operations or cash flows for the period March 25, 1996 (date of incorporation) to December 31, 1996 are presented herein. Furthermore, New IPC will have, prior to the merger described below, no operations except as contemplated by the Agreement and Plan of Merger, dated as of November 10, 1995, as amended (the "Merger Agreement"), by and among New IPC, IPC, WPLH, IES and WPLH Acquisition Co., a Wisconsin corporation and wholly-owned subsidiary of WPLH ("Acquisition"). IPC is the sole shareholder of New IPC, owning 100 shares of New IPC Common Stock, par value $.01 per share. The principal executive office of New IPC is c/o F&L Corp., 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-5367.

     The Merger Agreement provides for two alternative structures to consummate the mergers of IPC, WPLH and IES. New IPC will be a participant in the mergers only under the second alternative structure; which alternative will be followed only if the parties determine, for reasons relating to Wisconsin regulatory requirements, that such structure is required. Under the second alternative structure, the following events involving New IPC will occur: New IPC will acquire certain of the utility assets currently owned by WPLH; IPC shall cause the Articles of Incorporation of New IPC to be amended and restated prior to the consummation of the mergers to, among other things, increase the par value of common stock of New IPC ("New IPC Common Stock") to $3.50 per share, create a class of preferred stock, $50.00 per value per share, of New IPC ("New IPC Preferred Stock") with 2,000,000 authorized shares and increase the authorized shares of New IPC Common Stock to 30,000,000 shares. In addition, the alternative structure provides for: (i) the merger of IPC with and into New IPC pursuant to which (a) each outstanding share of common stock, par value $3.50 per share, of IPC ("IPC Common Stock") will be canceled and converted into one share of New IPC Common Stock and (b) each outstanding share of preferred stock, par value $50 per share, of IPC ("IPC Preferred Stock")(except shares held by IPC preferred stockholders who perfect dissenters' rights under applicable state law) will be canceled and converted into one share of New IPC Preferred Stock with terms (including dividend rates) and designations under New IPC's Restated Articles of Incorporation substantially identical to those of the IPC Preferred Stock under IPC's Restated Certificate of Incorporation; and (ii) the merger of Acquisition with and into New IPC pursuant to which (a) each outstanding share of New IPC Common Stock will be canceled and converted into 1.11 shares of common stock, par value $.01 per share, of Interstate Energy Corporation and (b) each outstanding share of New IPC Preferred Stock will remain outstanding and unchanged thereby.






DELOITTE & TOUCHE LLP


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Interstate Power Company, a Wisconsin Corporation, a subsidiary of Interstate Power Company, a Delaware Corporation
Dubuque, Iowa

We have audited the balance sheet of Interstate Power Company, a Wisconsin Corporation, a subsidiary of Interstate Power Company, a Delaware Corporation, as of December 31, 1996 included under Item 8. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, such balance sheet presents fairly, in all material respects, the financial position as of December 31, 1996 of Interstate Power Company, a Wisconsin Corporation, a subsidiary of Interstate Power Company, a Delaware Corporation, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Davenport, Iowa

March 18, 1997





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                 PART IV


ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM
8-K.

(a)  The documents set forth below are filed as part of this report.

     (1)  Financial Statements:

          Reference is made to ITEM 8, "Financial Statements and
          Supplementary Data."

     (2)  Financial Statement Schedules:

          Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

     (3)  Exhibits:

          Reference is made to the Exhibit Index commencing on page 7.

(b)  Reports on Form 8-K.

     The Registrant filed no reports on Form 8-K during the last quarter of the year covered by this report.



                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERSTATE POWER COMPANY


                              By: /s/ Michael R. Chase
                                 (Michael R. Chase, President
                                 and Chief Financial Officer)

                                  March 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                              By: /s/ Wayne H. Stoppelmoor
                                 (Wayne H. Stoppelmoor, Director)

                                  March 20, 1997


                              By: /s/ Joseph C. McGowan
                                 (Joseph C. McGowan,
                                 Secretary and Treasurer)

                                  March 20, 1997


                              EXHIBIT INDEX

Exhibit
Number    Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated November 10, 1995). **

2.2 Amendment No. 1 to the Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate Power Company (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated May 22, 1996). **

2.3 Amendment No. 2 to the Agreement and Plan of Merger, as amended, dated August 16, 1996, by and among WPL Holdings, Inc., IES Industries, Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated August 23, 1996). **

3.1       Articles of Incorporation of Interstate Power Company
          (incorporated by reference to Exhibit 3.1 to the Form S-4 of Interstate Power Company, a Delaware corporation, dated July 11, 1996). **

3.2 Bylaws of Interstate Power Company (incorporated by reference to Exhibit 3.3 to the Form S-4 of Interstate Power Company, a Delaware corporation, dated July 11, 1996). **

27 Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K). *

*    Filed Herewith
**   Previously Filed